Form 10-Q
period 2001-06-30
LOS BUENOS LEASING CO INC; GRUPO CENTRO INC; GLI HOLDING CO; EAGLE BUS MANUFACTURING INC; TEXAS NEW MEXICO & OKLAHOMA COACHES INC; GREYHOUND DE MEXICO SA DE CV; ATLANTIC GREYHOUND LINES OF VIRGINIA INC; TNM & O TOURS INC; SISTEMA INTERNACIONAL DE TRANSPORTE DE AUTOBUSES INC; GREYHOUND LINES INC
filed 2001-08-14
CIK 1041453, 1041397, 813041, 1041394, 1041400, 1041396, 1041393, 1041401, 1041398, 813040

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from ____ to ____

                         Commission file number 1-10841

                              GREYHOUND LINES, INC.
              and its Subsidiaries identified in Footnote (1) below
             (Exact name of registrant as specified in its charter)

                DELAWARE                                         86-0572343
    (State or other jurisdiction of                           (I.R.S. employer
     incorporation or organization)                          identification no.)

   15110 N. DALLAS PARKWAY, SUITE 600
              DALLAS, TEXAS                                         75248
(Address of principal executive offices)                         (Zip code)

                                 (972) 789-7000
              (Registrant's telephone number, including area code)

                                      NONE
   (Former name, former address and former fiscal year, if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           YES   X              NO
                               -----               -----


      As of August 10, 2001, the registrant had 587 shares of Common Stock, $0.01 par value, outstanding all of which are held by the registrant's parent company.



(1) This Form 10-Q is also being filed by the co-registrants specified under the caption "Co-Registrants", each of which is a wholly-owned subsidiary of Greyhound Lines, Inc. and each of which has met the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q for filing Form 10-Q in a reduced disclosure format.
(2) The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

CO-REGISTRANTS

This Form 10-Q is also being filed by the following entities. Except as set forth below, each entity has the same principal executive offices, zip code and telephone number as that set forth for Greyhound Lines, Inc. on the cover of this report:

                                                                                       I.R.S. EMPLOYER       JURISDICTION
                                                             COMMISSION                IDENTIFICATION             OF
NAME                                                          FILE NO.                       NO.                INCORP.
----                                                        ------------               ---------------       ------------

Atlantic Greyhound Lines of Virginia, Inc.                   333-27267-01                 58-0869571          Virginia

GLI Holding Company                                          333-27267-04                 75-2146309          Delaware

Greyhound de Mexico, S.A. de C.V.                            333-27267-05                    None             Republic of
                                                                                                              Mexico

Sistema Internacional de Transporte de Autobuses, Inc.       333-27267-08                 75-2548617          Delaware

Texas, New Mexico & Oklahoma Coaches, Inc.                   333-27267-10                 75-0605295          Delaware
1313 13th Street
Lubbock, Texas 79408
(806) 763-5389

T.N.M. & O. Tours, Inc.                                      333-27267-11                 75-1188694          Texas
(Same as Texas, New Mexico & Oklahoma Coaches, Inc.)

Vermont Transit Co., Inc.                                    333-27267-12                 03-0164980          Vermont
345 Pine Street
Burlington, Vermont 05401
(802) 862-9671

As of June 30, 2001, Atlantic Greyhound Lines of Virginia, Inc. had 150 shares of common stock outstanding (at a par value of $50.00 per share); GLI Holding Company had 1,000 shares of common stock outstanding (at a par value of $0.01 per share); Greyhound de Mexico, S.A. de C.V. had 10,000 shares of common stock outstanding (at a par value of $0.10 Mexican currency per share); Sistema Internacional de Transporte de Autobuses, Inc. had 1,000 shares of common stock outstanding (at a par value of $0.01 per share); Texas, New Mexico & Oklahoma Coaches, Inc. had 1,000 shares of common stock outstanding (at a par value of $0.01 per share); T.N.M. & O. Tours, Inc. had 1,000 shares of common stock outstanding (at a par value of $1.00 per share); and Vermont Transit Co., Inc. had 505 shares of common stock outstanding (no par value). Each of the above named co-registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period such co-registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

                                                                                                                        PAGE NO.
                                                                                                                        --------
PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements:
                       Interim Consolidated Statements of Financial Position as of
                          June 30, 2001 (Unaudited) and December 31, 2000...........................................        5
                       Interim Consolidated Statements of Operations for the Three and
                          Six months Ended June 30, 2001 and 2000 (Unaudited).......................................        6
                       Condensed Interim Consolidated Statements of Cash Flows for the
                          Six months Ended June 30, 2001 and 2000 (Unaudited).......................................        7
                       Notes to Interim Consolidated Financial Statements (Unaudited)...............................        8

  Item 2.  Management's Narrative Analysis of Results of Operations.................................................       11


PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.........................................................................       15


SIGNATURES          ................................................................................................       16

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
              INTERIM CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                        JUNE 30,              DECEMBER 31,
                                                                                          2001                    2000
                                                                                   --------------------   ---------------------
                                                                                       (UNAUDITED)
Current Assets
     Cash and cash equivalents .................................................   $           9,451      $            10,206
     Accounts receivable, less allowance for doubtful accounts of $456 and $398.              51,324                   57,923
     Inventories, less allowance for shrinkage of $125 and $29 .................               8,908                    7,788
     Prepaid expenses ..........................................................               5,102                    4,847
     Assets held for sale ......................................................               4,142                    4,198
     Current portion of deferred tax assets ....................................              10,688                   10,688
     Other current assets ......................................................               1,907                    1,225
                                                                                   --------------------   ---------------------
          Total Current Assets .................................................              91,522                   96,875
Prepaid pension plans ..........................................................              31,453                   32,483
Property, plant and equipment, net of accumulated depreciation of $208,147
     and $193,724 ..............................................................             413,758                  409,070
Investments in unconsolidated affiliates .......................................              15,076                   15,989
Deferred income taxes ..........................................................              33,052                   27,452
Insurance and security deposits ................................................              24,573                   24,692
Goodwill, net of accumulated amortization of $6,302 and $5,367 .................              44,036                   43,540
Intangible assets, net of accumulated amortization of $37,853 and $37,571 ......              26,934                   28,011
                                                                                   --------------------   ---------------------
          Total Assets .........................................................   $         680,404      $           678,112
                                                                                   ====================   =====================

Current Liabilities
     Accounts payable ..........................................................   $          23,580      $            24,714
     Accrued liabilities .......................................................              66,898                   66,807
     Rents payable .............................................................               8,252                   27,211
     Unredeemed tickets ........................................................              12,814                   11,750
     Current portion of environmental reserves .................................               2,935                    2,596
     Current maturities of long-term debt ......................................               6,180                    5,079
                                                                                   --------------------   ---------------------
          Total Current Liabilities ............................................             120,659                  138,157
Environmental reserves .........................................................               4,905                    5,698
Long-term debt, net ............................................................             290,417                  267,887
Minority interests .............................................................               5,559                    4,594
Other liabilities ..............................................................              31,349                   23,951
                                                                                   --------------------   ---------------------
          Total Liabilities ....................................................             452,889                  440,287
                                                                                   --------------------   ---------------------

Redeemable preferred stock (2,400,000 shares authorized and
    106,050 shares issued as of December 31, 2000) .............................                   -                    2,651
Stockholders' Equity
     Common stock (1,000 shares authorized; par value $.01; 587
           shares issued) ......................................................                   -                        -
     Capital in excess of par value ............................................             320,393                  321,237
     Retained deficit ..........................................................             (87,760)                 (80,945)
     Accumulated other comprehensive loss, net of tax benefit of $2,756 ........              (5,118)                  (5,118)
                                                                                   --------------------   ---------------------
          Total Stockholders' Equity ...........................................             227,515                  235,174
                                                                                   --------------------   ---------------------
          Total Liabilities and Stockholders' Equity ...........................   $         680,404      $           678,112
                                                                                   ====================   =====================



        The accompanying notes are an integral part of these statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)



                                                            THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                                 JUNE 30,                                  JUNE 30,
                                                          2001             2000                     2001             2000
                                                     ---------------  ----------------         ---------------  ----------------
                                                               (Unaudited)                               (Unaudited)
OPERATING REVENUES
       Transportation service
            Passenger services ..................    $     223,629    $     216,919            $      415,252   $     396,350
            Package express .....................           10,398           10,880                    20,319          21,232
       Food services ............................           11,024           10,924                    21,000          20,430
       Other operating revenues .................           19,887           19,008                    37,064          33,859
                                                     ---------------  ----------------         ---------------  ----------------
            Total Operating Revenues ............          264,938          257,731                   493,635         471,871
                                                     ---------------  ----------------         ---------------  ----------------

OPERATING EXPENSES
       Maintenance ..............................           25,196           23,685                    49,769          45,953
       Transportation ...........................           66,312           63,544                   128,871         121,824
       Agents' commissions and station costs.....           47,456           45,712                    92,547          87,914
       Marketing, advertising and traffic .......            9,701            8,276                    18,399          15,754
       Insurance and safety .....................           14,261           13,933                    26,438          25,503
       General and administrative ...............           37,944           29,232                    69,755          58,187
       Depreciation and amortization ............           11,873           11,000                    23,203          21,517
       Operating taxes and licenses .............           16,084           15,543                    31,377          30,454
       Operating rents ..........................           12,757           21,329                    33,284          41,871
       Cost of goods sold - food services .......            7,488            7,075                    14,439          13,348
       Other operating expenses .................              988            1,676                     2,687           2,256
                                                     ---------------  ----------------         ---------------  ----------------
            Total Operating Expenses ............          250,060          241,005                   490,769         464,581
                                                     ---------------  ----------------         ---------------  ----------------

Operating Income ................................           14,878           16,726                     2,866           7,290
Interest Expense ................................            7,651            5,870                    14,963          11,022
                                                     ---------------  ----------------         ---------------  ----------------
Income (Loss) Before Income Taxes ...............            7,227           10,856                   (12,097)         (3,732)
Income Tax Provision (Benefit) ..................            3,087            3,255                    (5,353)         (1,493)
Minority Interests ..............................              154             (111)                       26            (163)
                                                     ---------------  ----------------         ---------------  ----------------
Net Income (Loss) ...............................    $       3,986    $       7,712            $       (6,770)  $      (2,076)
                                                     ===============  ================         ===============  ================


        The accompanying notes are an integral part of these statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
             CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                                                  SIX MONTHS ENDED
                                                                                                      JUNE 30,
                                                                                           2001                     2000
                                                                                    --------------------    ---------------------
                                                                                                    (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss ...................................................................     $           (6,770)     $          (2,076)
   Non-cash expenses and gains included in net loss ...........................                 23,170                 21,331
   Net change in certain operating assets and liabilities .....................                (11,505)                (1,105)
                                                                                    --------------------    ---------------------
     Net cash provided by operating activities ................................                  4,895                 18,150
                                                                                    --------------------    ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures .......................................................                (16,565)               (29,683)
   Proceeds from assets sold ..................................................                    546                 18,128
   Payments for business acquisitions, net of cash acquired ...................                 (1,320)                     -
   Other investing activities .................................................                   (383)                (1,180)
                                                                                    --------------------    ---------------------
     Net cash used for investing activities ...................................                (17,722)               (12,735)
                                                                                    --------------------    ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on debt and capital lease obligations .............................                 (3,291)                (4,130)
   Redemption of preferred stock ..............................................                 (3,497)               (19,407)
   Proceeds from issuance of common stock to Laidlaw ..........................                      -                178,194
   Purchase of common stock from Laidlaw ......................................                      -               (158,589)
   Payment of quarterly preferred dividends ...................................                    (43)                (1,605)
   Proceeds from equipment borrowing ..........................................                  7,850                      -
   Net change in revolving credit facility ....................................                 11,053                      -
                                                                                    --------------------    ---------------------
     Net cash provided by (used for) financing activities .....................                 12,072                 (5,537)
                                                                                    --------------------    ---------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS .....................................                   (755)                  (122)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ................................                 10,206                  8,295
                                                                                    --------------------    ---------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD ......................................     $            9,451      $           8,173
                                                                                    ====================    =====================


        The accompanying notes are an integral part of these statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)





1.  INTERIM CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited Interim Consolidated Financial Statements of Greyhound Lines, Inc. and Subsidiaries ("Greyhound" or the "Company") include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 2001, the results of its operations for the three and six months ended June 30, 2001 and 2000 and cash flows for the six months ended June 30, 2001 and 2000. Due to the seasonality of the Company's operations, the results of its operations for the interim period ended June 30, 2001 may not be indicative of total results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The unaudited Interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of Greyhound Lines, Inc. and Subsidiaries and accompanying notes for the year ended December 31, 2000. Certain reclassifications have been made to the prior period statements to conform them to the current year presentation. For the three and six months ended June 30, 2001 and 2000, the Company's comprehensive income
(loss) approximated its net income (loss).


2.  LAIDLAW BANKRUPTCY

On June 28, 2001, as part of a financial restructuring, Laidlaw USA, Inc., Laidlaw Inc., Laidlaw International Finance Corporation, Laidlaw Investments Ltd., Laidlaw One, Inc. and Laidlaw Transporation, Inc. filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Western District of New York, under a jointly administered case captioned, In re: Laidlaw USA, Inc., etal, Case No. 01-14099. On that date, Laidlaw Inc. and Laidlaw Investments Ltd. also filed cases under the Canada Companies' Creditors Arrangement Act in the Ontario Superior Court of Justice in Toronto, Canada, court file no. 01-CL-4178.

Laidlaw Inc. ("Laidlaw") is the ultimate parent company of Greyhound. Neither Greyhound, nor any of its subsidiaries were included in, or made party to, these reorganization filings and proceedings.

In August 2000, Laidlaw requested and authorized Greyhound to seek funding from outside sources to satisfy the Company's seasonal cash requirements and capital expenditure programs. On October 24, 2000, the Company entered into a two-year $125 million revolving credit facility to fund its working capital and near-term capital expenditure needs. With the closure of this agreement Greyhound became independent of Laidlaw for financing purposes.

The reorganization filings and proceedings do not cause a cross default with any of the Company's debt which would place the Company's debt in default with its financial institutions and, as of the date of this report, the Company is in compliance with all covenants in its various debt agreements. Although the outcome of the foregoing matters is uncertain, management believes that the likely outcome will have no material impact on the Company's financial position, cash flows or results of operations.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2001
                                   (UNAUDITED)





3.  REDEEMABLE PREFERRED STOCK

On March 30, 2001, the Company issued a redemption notice to the holders of the outstanding shares of Redeemable Preferred Stock whereby any shares which had not been validly tendered for conversion by April 27, 2001 were redeemed by the Company at a price per share of $26.74625. During the notice period 98,700 shares, representing an aggregate conversion value of $3.3 million, were validly tendered for conversion and the remaining 3,800 shares, representing an aggregate redemption value of $0.1 million, were redeemed by the Company on April 30, 2001. In May 2001 the Company's Restated Certificate of Incorporation was amended to eliminate the authorization of preferred stock.


4.  COMMON STOCK

In May 2001 the Company effectuated a reverse stock split whereby one share of common stock was exchanged for every 100,000 shares outstanding. As a result the number of common shares outstanding was reduced from 58,743,069 to 587. Additionally, the Company's Restated Certificate of Incorporation was amended such that the authorized number of shares of common stock, par value $.01, was reduced from 100,000,000 shares to 1,000 shares. All of the historical shares have been restated to reflect this reverse stock split.


5.  NEW YORK PORT AUTHORITY

The Company operated out of its largest sales location, the Port Authority Bus Terminal of New York (the "Port Authority"), on a month-to-month basis pursuant to a license agreement which expired in 1994. The Company's fee was based upon a fixed charge for dedicated space, a fixed charge for each departing bus and a percentage of certain ticket sales. Because the majority of the other bus operators utilizing the Port Authority are principally commuter or local transit operators which are exempt from paying license fees on their sales, the Company had paid a disproportionate share of the total fees received from bus operators that use the Port Authority relative to the Company's share of bus departures, passengers, bus gates or square footage utilized. The Company had been negotiating with the Port Authority for several years to structure a market-based fee for the renewal of the license agreement and, beginning in June 1999, without Port Authority concurrence, began paying a lower fixed fee in lieu of a percentage of sales. The lower fee payment was based on the Company's research of the local real estate market in Midtown Manhattan and transportation facilities nationwide, both of which demonstrated that this fee reflected fair market value. Nevertheless, because the Company did not yet have Port Authority concurrence for the new fee structure, the Company continued to accrue for the license fee based upon the 1994 agreement.

In May 2001, the Port Authority and the Company reached an agreement in principle related to fees for the periods June 1999 through March 31, 2001 (the "arrearage"), as well as on the form of the ongoing license fees. The agreement on the arrearage calls for payment to the Port Authority of $12 million over a 10-year period, interest free. The terms of the agreement require an initial lump sum payment of $1 million and equal monthly installments of $91,667 thereafter. The Company has recorded a reduction in operating rents of approximately $7.5 million which represents the accrued rent outstanding to the Port Authority at March 31, 2001 less the present value, using a discount rate of 11%, of the $12 million payback agreement. The present value of the payback agreement, less the current portion, is classified as part of other liabilities while the current portion is classified as part of accounts payable on the Interim Consolidated Statements of Financial Position. Additionally, effective April 1, 2001, with Port Authority concurrence, the Company began paying the monthly license fee based upon a flat fee per gate utilized and bus departure. During the three months ended June 30, 2001, the license fee expense recorded by the Company utilizing this new methodology was approximately $1.4 million lower than the fee as calculated under the expired agreement. The Company and the Port Authority are currently negotiating the final details of the payback agreement and license agreement.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2001
                                   (UNAUDITED)





6.  ACQUISITIONS

In May 2001, the Company acquired for $1.3 million, the remaining 50% interest it had not already owned in a regional line-haul carrier operating in west Texas. This acquisition has been included in the Company's results of operations and financial condition since the date of acquisition.


7.  NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Accounting for Goodwill and Other Intangible Assets", was issued. This statement establishes new accounting rules for goodwill and intangible assets and is effective for fiscal years beginning after December 15, 2001. Under SFAS No. 142, goodwill is not amortized, but is subject to specific impairment testing at least on an annual basis. The Company is currently evaluating the effect of this statement and has not yet determined the effect on its results of operations and financial position.

ITEM 2.         MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

GENERAL

Greyhound is the only nationwide provider of scheduled intercity bus transportation services in the United States. The Company's primary business consists of scheduled passenger service, package express service and food services at certain terminals. The Company's consolidated operations include a nationwide network of terminal and maintenance facilities, a fleet of approximately 2,900 buses and approximately 1,800 sales outlets.

The Company's business is seasonal in nature and generally follows the pattern of the travel industry as a whole, with peaks during the summer months and the Thanksgiving and Christmas holiday periods. As a result, the Company's operating cash flows are also seasonal with a disproportionate amount of the Company's annual operating cash flows being generated during the peak travel periods. The day of the week on which certain holidays occur, the length of certain holiday periods, and the date on which certain holidays occur within the fiscal quarter, may also affect the Company's quarterly results of operations.

RESULTS OF OPERATIONS

The following table sets forth the Company's results of operations as a percentage of total operating revenue for the three and six months ended June 30, 2001 and 2000:


                                                          THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                                             2001              2000               2001              2000
                                                        ----------------  ---------------    ----------------  ---------------
      OPERATING REVENUES
         Transportation service
           Passenger services .......................          84.4%            84.2%              84.1%              84.0%
           Package express ..........................           3.9              4.2                4.1                4.5
         Food services ..............................           4.2              4.2                4.3                4.3
         Other operating revenues ...................           7.5              7.4                7.5                7.2
                                                        ----------------  ---------------    ----------------  ---------------
           Total Operating Revenues .................         100.0            100.0              100.0              100.0
                                                        ----------------  ---------------    ----------------  ---------------

      OPERATING EXPENSES
         Maintenance ................................           9.5              9.2               10.1                9.7
         Transportation .............................          25.0             24.7               26.1               25.8
         Agents' commissions and station costs ......          17.9             17.7               18.7               18.7
         Marketing, advertising and traffic .........           3.7              3.2                3.7                3.3
         Insurance and safety .......................           5.4              5.4                5.4                5.4
         General and administrative .................          14.3             11.3               14.1               12.3
         Depreciation and amortization ..............           4.5              4.3                4.7                4.6
         Operating taxes and licenses ...............           6.1              6.0                6.4                6.5
         Operating rents ............................           4.8              8.3                6.7                8.9
         Cost of goods sold - food services .........           2.8              2.7                3.0                2.8
         Other operating expenses ...................           0.4              0.7                0.5                0.5
                                                        ----------------  ---------------    ----------------  ---------------
           Total Operating Expenses .................          94.4             93.5               99.4               98.5
                                                        ----------------  ---------------    ----------------  ---------------

      Operating  Income .............................           5.6              6.5                0.6                1.5
      Interest Expense ..............................           2.9              2.3                3.1                2.3
                                                        ----------------  ---------------    ----------------  ---------------
      Income (Loss) Before Income Taxes .............           2.7              4.2               (2.5)              (0.8)
      Income Tax Provision (Benefit) ................           1.1              1.3               (1.1)              (0.3)
      Minority Interests ............................           0.1             (0.1)               0.0               (0.1)
                                                        ----------------  ---------------    ----------------  ---------------
      Net Income (Loss) .............................           1.5              3.0               (1.4)              (0.4)
                                                        ================  ===============    ================  ===============

The following table sets forth certain operating data for the Company for the three and six months ended June 30, 2001 and 2000. Certain statistics have been adjusted and restated from that previously published to provide consistent comparisons.

                                            THREE MONTHS ENDED JUNE 30,                        SIX MONTHS ENDED JUNE 30,
                                        2001            2000        % CHANGE             2001              2000          % CHANGE
                                    -------------- ---------------  --------------  ----------------  ---------------  -------------

Regular Service Miles (000's)........    88,234          87,996         0.3%              168,171          165,854           1.4%
Total Bus Miles (000's)..............    91,062          91,034         0.0%              173,325          171,148           1.3%
Passenger Miles (000's).............. 2,284,856       2,367,934        (3.5%)           4,277,907        4,322,304          (1.0%)
Passengers Carried (000's)...........     6,387           6,411        (0.4%)              12,120           12,047           0.6%
Average Trip Length (passenger
miles / passengers carried)..........       358             369        (3.0%)                 353              359          (1.7%)
Load (avg. number of passengers
per regular service mile)............      25.9            26.9        (3.7%)                25.4             26.1          (2.7%)
Load Factor (% of available seats
filled)..............................     51.9%           54.1%        (4.1%)               51.0%            52.6%          (3.0%)
Yield (regular route revenue /
passenger miles).....................$   0.0979      $   0.0916         6.9%           $   0.0971       $   0.0917           5.9%
Total Revenue Per Total Bus Mile.....$    2.909      $    2.831         2.8%           $    2.848       $    2.757           3.3%
Cost Per Total Bus Mile:
   Maintenance.......................$    0.277      $    0.260         6.5%           $    0.287       $    0.268           7.1%
   Transportation....................$    0.728      $    0.698         4.3%           $    0.744       $    0.712           4.5%


THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000 RESULTS OF OPERATIONS


Operating Revenues. Total operating revenues increased $7.2 million, up 2.8%, and $21.8 million, up 4.6% for the three and six months ended June 30, 2001, compared to the same periods in 2000.

Passenger services revenues increased $6.7 million, up 3.1%, and $18.9 million, up 4.8%, for the three and six months ended June 30, 2001, compared to the same period in 2000. The increases in regular route revenues reflect the impact of the increase in yield offset somewhat by the decrease in passenger miles. In response to rising fuel costs, the Company was able to implement broad-based ticket price increases during the first quarter of 2000. While the Company has been able to sustain, and in some cases further raise ticket prices, management believes these increases have resulted in the decline in average trip length and passenger miles.

Package express revenues decreased $0.5 million, down 4.4%, and $0.9 million, down 4.3%, for the three and six months ended June 30, 2001, compared to the same periods in 2000. The Company has continued to experience reduced standard product deliveries (the traditional, low value, terminal to terminal market segment) as a result of continued competition, as well as expanded and improved product offerings, from larger package delivery companies.

Food services revenues increased $0.1 million, up 0.9%, and $0.6 million, up 2.8%, for the three and six months ended June 30, 2001, compared to the same periods in 2000. Food services revenues increased over the prior year due primarily to product price increases and increased locations, offset somewhat by volume declines as a result of the decline in passenger miles.

Other operating revenues, consisting primarily of revenue from charter, travel services and in-terminal sales and services, increased $0.9 million, up 4.6%, and increased $3.2 million, up 9.5%, for the three and six months ended June 30, 2001, compared to the same periods in 2000. The increase is primarily attributable to the Company's expansion during 2001 into "meet and greet" service provided to cruise lines.

Operating Expenses. Total operating expenses increased $9.1 million, up 3.8%, and $26.2 million, up 5.6%, for the three and six months ended June 30, 2001, compared to the same periods in 2000. The increase is attributable to a slight increase in bus miles during the three months ended June 30, 2001 and a 1.3% increases in bus miles operated for the six months ended June 30, 2001. In addition, the Company experienced increases in fuel cost, wages, driver training and hiring costs, pension costs, ticket and express commissions due to higher sales and in health and welfare and management fees when compared with the same periods in 2000.

Maintenance costs increased $1.5 million, up 6.4%, and $3.8 million, up 8.3%, for the three and six months ended June 30, 2001, compared to the same periods in 2000. On a per mile basis, maintenance cost increased 6.5% and 7.1%, for the three and six months ended June 30, 2001, due to fewer buses under warranty, increased material and labor related to body repairs and brake jobs, and higher utility costs.

Transportation expenses, which consist primarily of fuel costs and driver salaries, increased $2.8 million, up 4.4%, and $7.0 million, up 5.8%, for the three and six months ended June 30, 2001, compared to the same periods in 2000. Transportation expenses increased on a per-mile basis by 4.3% and 4.5%, for the three and six months ended June 30, 2001, due largely to higher fuel prices, driver wage increases and, during the six months ended June 30, 2001, higher driver training and hiring costs of $1.3 million. For the three and six months ended June 30, 2001, the average cost per gallon of fuel increased to $0.912 and $0.924 per gallon, compared to $0.842 and $0.861 per gallon during the same periods in 2000, resulting in increased fuel cost of $0.7 million and $1.4 million.

Agents' commissions and station costs increased $1.7 million, up 3.8%, and $4.6 million, up 5.3%, for the three and six months ended June 30, 2001, compared to the same periods in 2000. The increase is primarily due to commissions from increased ticket sales, terminal salary raises and increased utility costs.

Marketing, advertising and traffic expenses increased $1.4 million, up 17.2%, and $2.6 million, up 16.8%, for the three and six months ended June 30, 2001, compared to the same periods in 2000. The increase is due to production costs related to new television advertisements and the timing of media advertising.

Insurance and safety costs increased $0.3 million, up 2.4%, and $0.9 million, up 3.7%, for the three and six months ended June 30, 2001, compared to the same periods in 2000. The increase is principally due to the increase in revenues.

General and administrative expenses increased $8.7 million, up 29.8%, and $11.6 million, up 19.9%, for the three and six months ended June 30, 2001, compared to the same periods in 2000. During the six months ended June 30, 2001, the increase is due to higher health and welfare costs ($1.6 million) as a result of a higher cost per participant, higher incentive plan costs ($4.2 million) and management fee charges ($2.5 million) from the Company's parent, Laidlaw. In addition, the Company has recorded $3.7 million increase to pension expense due to a reduction in interest rates and deterioration in plan returns principally related to equity investments. For the three months ended June 30, 2001, the increase was due to the increases in incentive plan costs ($3.4 million), Laidlaw management fees ($1.3 million) and pension costs ($3.7 million).

Depreciation and amortization expenses increased $0.8 million, up 7.9%, and $1.7 million, up 7.8%, for the three and six months ended June 30, 2001, compared to the same periods in 2000. The increases are primarily due to capital expenditures in prior periods.

Operating taxes and licenses expense increased $0.5 million, up 3.5%, and $0.9 million, up 3.0%, for the three and six months ended June 30, 2001, compared to the same periods in 2000. The increases are due primarily to payroll taxes resulting from increased salaries.

Operating rents decreased $8.6 million, down 40.2%, and $8.6 million, down 20.5%, for the three and six months ended June 30, 2001, compared to the same periods in 2000. This is mainly due to the settlement of the Port Authority license agreement. See Note 5 to the Interim Consolidated Financial statements for further discussion.

Food services cost of goods sold increased $0.4 million, up 5.8%, and $1.1 million, up 8.2%, for the three and six months ended June 30, 2001, compared to the same periods in 2000. This is primarily due to the increases in food costs and the addition of new locations.

Other operating expenses decreased $0.7 million, down 41.1% for the three months ended June 30, 2001 and increased $0.4 million, up 19.1%, for the six months ended June 30, 2001, compared to the same periods in 2000. The decrease for the three months ended June 30, 2001 is due to a loss on the sale of revenue equipment during the second quarter of 2000. For the six months ended June 30, 2001, the 2000 loss on revenue equipment was offset by losses on disposal of property, plant and equipment experienced during the first quarter of 2001.

Interest expense increased $1.8 million, up 30.3%, and $3.9 million, up 35.8%, for the three and six months ended June 30, 2001, compared to the same periods in 2000, due to an increase in the average debt outstanding.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal liquidity requirements are to provide working capital, to finance capital expenditures, including bus acquisitions and to meet debt service requirements, including the payment of interest on the 11 1/2% Senior Notes. The Company's principal sources of liquidity are expected to be cash flow from operations and borrowings under the Revolving Credit Facility. The Company believes that its cash flow from operations, together with borrowings under the Revolving Credit Facility, will fund its working capital and near-term capital expenditure needs. As of June 30, 2001, the Company had outstanding borrowings under the Revolving Credit Facility of $73.2 million and availability of $51.3 million.

Net cash provided by operating activities for the six months ended June 30, 2001 was $4.9 million, a decrease of $13.3 million compared to $18.2 million provided by operating activities during the same period of 2000. The principal reason for the decrease is a reduction, during the six months ended June 30, 2001, in rents payable. Net cash used for investing activities for the six months ended June 30, 2001 was $17.7 million compared to $12.7 million net cash used for investing during the same period in 2000. The $5.0 million change is principally due to sale proceeds from assets sold in the six months of 2000. Net cash provided by financing activities for the six months ended June 30, 2001 was $12.1 million as compared to net cash used in financing activities of $5.5 million during the same period in 2000. The $17.6 million difference is principally due to the redemption of $19.4 million of Redeemable Preferred Stock in the six months ended June 30, 2000.

The Company currently purchases insurance through Laidlaw with coverage subject to a $50,000 deductible for physical damage to Company property and no deductible for all other claims. Effective with the beginning of the Company's new policy year, September 1, 2001, the Company will purchase coverage from third-party insurers for claims up to $5 million with coverage subject to a $3 million deductible for automobile liability and a $1 million deductible for both general liability and workers' compensation. The Company will purchase excess coverage for automobile liability, general liability and workers' compensation insurance through Laidlaw for claims which exceed $5 million. The Company will continue to purchase from Laidlaw coverage for physical damage to Company property subject to $50,000 deductible. Management believes the cash flow requirements of the new program will be modestly higher during the first half of the policy year, but comparable during the entire policy year to what the requirements would have been had the old program been extended.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

None

(b)  REPORTS ON FORM 8-K

    On June 28, 2001 the Company filed a current report on Form 8-K with the Securities and Exchange Commission reporting Other Events. No financial statements were included.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 14, 2001
                        GREYHOUND LINES, INC.

                        By:  /s/ Jeffrey W. Sanders
                            ----------------------------------------------
                             Jeffrey W. Sanders
                             Senior Vice President and Chief Financial Officer


                        ATLANTIC GREYHOUND LINES OF
                        VIRGINIA, INC.

                        By:  /s/ Jeffrey W. Sanders
                            ----------------------------------------------
                             Jeffrey W. Sanders
                             Senior Vice President and Chief Financial Officer


                        GLI HOLDING COMPANY

                        By:  /s/ Jeffrey W. Sanders
                            ----------------------------------------------
                             Jeffrey W. Sanders
                             Senior Vice President and Chief Financial Officer


                        GREYHOUND de MEXICO, S.A. de C.V.

                        By:  /s/ Cheryl W. Farmer
                            ----------------------------------------------
                             Cheryl W. Farmer
                             Examiner


                        SISTEMA INTERNACIONAL de
                        TRANSPORTE de AUTOBUSES, INC.

                        By:  /s/ Jeffrey W. Sanders
                            ---------------------------------------------
                             Jeffrey W. Sanders
                             Senior Vice President and Chief Financial Officer


                        TEXAS, NEW MEXICO & OKLAHOMA
                        COACHES, INC.

                        By:  /s/ Jeffrey W. Sanders
                            ---------------------------------------------
                             Jeffrey W. Sanders
                             Senior Vice President and Chief Financial Officer


                        T.N.M. & O. TOURS, INC.

                        By:  /s/ Jeffrey W. Sanders
                            ---------------------------------------------
                             Jeffrey W. Sanders
                             Senior Vice President and Chief Financial Officer


                        VERMONT TRANSIT CO., INC.

                        By:  /s/ Jeffrey W. Sanders
                            ---------------------------------------------
                             Jeffrey W. Sanders
                             Senior Vice President and Chief Financial Officer